Form 10-Q/A
period 2011-03-31
USChina Venture II Inc
filed 2011-05-10
CIK 1510962

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: March 31, 2011.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities

Exchange Ac of 1934

For the transition period from         to

Commission File Number:  000-54256

                           USChina Venture II, Inc.

        __________________________________________________

(Exact name of Small Business Issuer as specified in its charter)

          Nevada                   6770                    27-4614722

(State of Incorporation)     (Primary Standard       (IRS Employer ID No.)

                             Classification Code)

Issuer's telephone number, including area code:       203-844-0809

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  [x]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]             Accelerated filer [ ]

Non-accelerated filer [ ](Do not        Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,000,000 shares of common stock with par value of $0.0001 per share outstanding as of May 9, 2011.

                           TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED MARCH 31, 2011

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

           Balance Sheets

                         4

           Statement Of Operations

                   5

           Statement of Cash Flows

                   6

           Notes to Consolidated Financial Statement

                   7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      11

Item 3  Quantitative And Qualitative Disclosure About Market Risk       14

Item 4T. Controls and Procedures

      14

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      15

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      15

Item 3. Defaults Upon Senior Securities

      15

Item 4. Submission of Matters to a Vote of Security Holders

      15

Item 5. Other Information

      15

Item 6. Exhibits                                                        15

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                USChina Venture II Inc

                          Balance Sheet

           As of March 31, 2011 and December 31, 2010

	3/31/2011	12/31/2010
	Unaudited	Audited
Cash	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ -	$ -

Liability and Shareholders equity
Current Liability
Accounts payable	$ -	$ -
Loan from Officer	$ -	$ -

Total Liabilities	$ -	$ -

Shareholders' Equity
Common shares w/ Par value $0.0001
25,000,000 shares O/S	$ 2,500	$ 2,500
Earning(Deficit) accumulated	$ (2,500)	$ (2,500)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ -	$ -

                       USChina Venture II Inc

                          Statements of Income (Loss) For

                      Three Months Ended March 31, 2011 and

            From December 28, 2010 (Inception) Through March 31, 2011

                                (Unaudited)

	Three Months	From
	ended on	Inception to
	3/31/2011	3/31/2011
Revenue	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -
General and administration expenses	$ -	$ 2,500

Income (loss) from operation	$ -	$ (2,500)

Other income (expenses)	$ -	$ -
Interests expenses
Income tax

Net income (loss)	$ -	$ (2,500)
Basic and diluted net earning per share
25,000,000 O/S respectively	$ -	$ -

Weighted average shares o/s
-Basic	25,000,000	25,000,000
-Diluted	25,000,000	25,000,000

                         USChina Venture II Inc

                    Statements of Cash Flows For

             Three Months Ended December 31, 2011 and

      From December 28, 2010 (Inception) Through March 31, 2011

                              (Unaudited)

	Three Months	From
	ended on	Inception to
	3/31/2011	3/31/2011
Cash Flow from operating activities
Net Income (Loss)	$ -	$ (2,500)
Net cash provided by operating activity	$ -	$ (2,500)

Cash flows from investing activities	$ -	$ -

Cash flows from financing activities
Proceeds from sale of restricted
25,000,000 shares	$ -	$ 2,500
Net cash provided by financing activities	$ -	$ 2,500

Net Increase in Cash
Cash, beginning at the period	$ -	$ -
Cash, end at the period	$ -	$ -


                               USChina Venture II Inc.

                           NOTES TO FINANCIAL STATEMENTS

                                   March 31, 2011

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

USChina Venture II Inc was incorporated in Nevada on December 28, 2010, under the laws of the State of Nevada, for the purpose to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company is in the development stage with minimal operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial information, and with the rules and regulations of SEC to Form 10-Q and Article 8 of Regulation S-X.

The Company selected its year-end on December 31.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company has recognized no revenue since inception, and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 28, 2010 (inception) through March 31, 2011.

Revenue Recognition

The Company will apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company will consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company will account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2011.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 28, 2010 (date of inception) to March 31, 2011 and generated no revenues with operation loss of $2,500 or $(0) per share, and the Company's current asset of $0 is not sufficient to cover the operating expenses for the next twelve months.

The Company has not established any source of revenue to cover its future operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders

4. STOCK TRANSACTIONS

     None

5. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

Common stock, $0.0001 par value; 75,000,000 shares authorized; 25,000,000 shares issued and outstanding.

6. INCOME TAXES

                                              As of March 31, 2011

Deferred tax assets:

     Net operating tax carry forwards             $   2,500

     Other                                              0

     Valuation allowance                             (2,500)

     Net deferred tax assets                      $     0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of March 31, 2011, the Company has a net operating loss carryforward of $ 2,500, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENTS:

This Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions about the Company. When used in this Form 10-Q, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, Chinese government policy or rule changes, market conditions, competition and the ability to successfully complete financing.

Plan of Operation:

USChina Venture II. (the "Company") was organized on December 28, 2010, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates.

The Company has registered its Common Stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange Act) and Rule 12(g) thereof. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

The Company was formed to engage in a merger with or acquisition of an unidentified private company, which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

The Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include:

1. the ability to use registered shares to make acquisition of assets or businesses;

2. increased visibility in the financial community;

3. the facilitation of borrowing from financial institutions;

4. improved trading efficiency;

5. shareholder liquidity;

6. greater ease in subsequently raising capital;

7. compensation of key employees through options for stock for which there is a public market;

8. enhanced corporate image; and,

9. a presence in the United States capital market.

A private company, which may be interested in a business combination with the Company, may include the following:

1. a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

2. a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

3. a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;

4. a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

5. a foreign company which may wish an initial entry into the United States securities market;

6. a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,

7. a company seeking one or more of the other benefits believed to attach to a public company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-Q are advised to see if the Company has subsequently filed a Form 8-K.

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers could quote the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board" or “OTCBB”) after the Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board quoting to proceed.

The U.S. Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies.

BUSINESS COMBINATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company, which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilution effect on the percentage of shares held by the Company's shareholders at such time.

OPERATIONAL RESULTS

The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2011, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Andrew Chien the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Item 3.

Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4T. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-k

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               USChina Venture II Inc

 Dated: May 9, 2011        By: /s/ Andrew Chien

  ------------------------

  Andrew Chien, CEO, CFO