Form 10-Q
period 2011-06-30
USChina Venture II Inc
filed 2011-07-11
CIK 1510962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: June 30, 2011.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number:  000-54255

USChina Venture II, Inc.

__________________________________________________

(Exact name of Small Business Issuer as specified in its charter)

Nevada                   6770                   27-4614722

(State of             (Primary Standard       (IRS Employer

Incorporation )         Classification Code)         ID No.)

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

-1-

Large accelerated filer [ ]      Accelerated filer [ ]

accelerated filer [ ](Do not     Small reporting

check if smaller reporting         company [x]

company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  [X]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,000,000 shares of common stock with par value of $0.0001 per share outstanding as of July 7, 2011.

-2-

                    TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

 FOR QUARTER ENDED JUNE 30, 2011

                  Part I – FINANCIAL INFORMATION

                                              Page

Item 1. Financial Statements

           Balance Sheets  ------------------------------- 4

           Statement Of Operation ------------------------ 5

  Statement Of Shareholders Equity--------------- 6

  Statement of Cash Flows------------------------ 7

           Notes to Consolidated Financial Statement-----  8

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation  --------------12

Item 3  Quantitative And Qualitative Disclosure About

Market Risk ---------------------------------------- 17

Item 4T. Controls and Procedures  ----------------------- 18

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings  ------------------------------ 18

Item 2. Unregistered Sale of Equity Securities and

Use of Proceeds------------------------------------- 18

Item 3. Defaults Upon Senior Securities------------------ 18

Item 4. Submission of Matters to a Vote of Security

Holders--------------------------------------------- 18

Item 5. Other Information  ------------------------------ 18

Item 6. Exhibits ---------------------------------------- 18

-3-

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                  USChina Venture II Inc

                          Balance Sheet

           As of June 30, 2011 and December 31, 2010

	6/30/2011	12/31/2010
	(Unaudited)	(audited)
Cash and cash equivalent	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -	$ -
Intangible Assets	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Shareholders' equity
Current Liabilities:
Total Liabilities	$ -	$ -

Commitments And Contingence
Shareholders' Equity
Common shares 25,000,000 outstanding
with par value $0.0001	$ 2,500	$ 2,500

Profits (Deficit) accumulated	$ (2,500)	$ (2,500)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ 2,500	$ 2,500

-4-

USChina Venture II Inc

           (Unaudited) Statements of Income (Loss) For

      Three Months and Six Months Ended June 30, 2011 and

   From December 28, 2010 (Inception) Through June 30, 2011

	Three Months	Six Months	From Inception
	ended on	ended on	12/28/2010 to
	6/30/2011	6/30/2011	6/30/2011
Revenue	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -	$ -
General and administrative expenses	$ -	$ -	$ 2,500
Total Operating Expenses	$ -	$ -	$ (2,500)

Income (loss) from Operation	$ -	$ -	$ (2,500)

Other income (expenses)	$ -		$ -
Interests income (expenses)	$ -	$ -	$ -
Provision for income tax	$ -	$ -	$ -
Net income (loss)	$ -	$ -	$ -

Earning per share (EPS)
Basic and diluted net earnings per share
25,000,000 Shares O/S respectively	$ -	$ -	$ -

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	25,000,000	25,000,000	25,000,000

-5-

USChina Venture II Inc

Statements of Changes In Stockholders Equity

	Common	Paid-in	Accumulated
	Shares	Capital	Profits (Loss)	Total
From Dec,27 to Dec.31, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	25,000,000
Issuance of Common Stock, Amount		$ 2,500		$ 2,500
Net Profits (Loss)			$ (2,500)
Ending Balance, Shares	25,000,000
Ending Balance, Amount		$ 2,500	$ (2,500)	$ -

From Jan,1 to June 30, 2011
Beginning Balance, Shares	25,000,000
Beginning Balance, Amount		$ -		$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ -
Ending Balance, Shares	25,000,000
Ending Balance, Amount		$ -	$ -	$ -

-6-

                   USChina Venture II Inc

                Statements of Cash Flows For

       Three Months and Six Months Ended June 30, 2011 and

   From December 28, 2010 (Inception) Through June 30, 2011

                       (Unaudited)

	From	From Inception
	1/1/2011	12/28/2010 to
	6/30/2011	6/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ (2,500)
	$ -	$ -
Net cash provided by operating activities	$ -	$ (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ 2,500
Net Cash Provided By Financial Activities	$ -	$ 2,500

Increase (decrease) in cash
Cash, beginning at the period	$ -	$ -
Cash, end at the period	$ -	$ -

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -

-7-

USChina Venture II Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

USChina Venture II Inc was incorporated in Nevada on December 28, 2010, under the laws of the State of Nevada, for the purpose to serve as a vehicle to effect an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets andthe date of the financial statements and the liabilities and disclosure of contingent assets and liabilities at

-8-

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments

-9-

for financial assets and liabilities measured at fair value at March 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 28, 2010 (inception) through June 30, 2011.

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

-10-

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2011.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 28, 2010 (date of inception) to June 30, 2011 and generated no revenues with operation loss of $2,500 or $(0) per share, and the Company's current asset of $0 is not sufficient to cover the operating expenses for the next twelve months.

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

-11-

terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders

4. STOCK TRANSACTIONS

     None

5. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

Common stock, $0.0001 par value; 75,000,000 shares authorized; 25,000,000 shares issued and outstanding.

6. INCOME TAXES

                                   As of June 30, 2011

Deferred tax assets:

     Net operating taxes carry forwards      $   2,500

     Other                                       0

     Valuation allowance                        (2,500)

   Net deferred tax assets                 $     0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of June 30, 2011, the Company has a net operating loss carryforward of $ 2,500, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENTS:

-12-

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

-13-

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

-14-

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

-15-

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

-16-

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2011, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Andrew Chien the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Item 3. Quantitative And Qualitative Disclosure About market Risk

-17-

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

-18-

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

                      USChina Venture II Inc

 Dated: July 7, 2011        By: /s/ Andrew Chien

                         ------------------------

                 Andrew Chien, CEO, CFO