Form 10-K
period 2011-12-31
USChina Venture II Inc
filed 2012-03-28
CIK 1510962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: December 31, 2011.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _____________

Commission File Number: 000- 54256

USChina Venture II, Inc.

__________________________________________

(Exact name of registrant as specified in its charter)

Nevada                           6770                              27-4614722

(State of Incorporation)         (Primary Standard           (IRS Employer ID No.)

Classification Code)

665 Ellsworth Avenue, New Haven,                   CT 06511

(Address of principal executive offices)          (Postal or Zip Code)

Registrant's telephone number, including area code: 203-844-0809

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock (Title of Class), $0.0001 par value per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [x]                     No [ ]

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", " accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]             Accelerated filer [ ]              Non-accelerated filer [ ] (Do not check if smaller reporting company)             Small reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [x]         No [ ]

The issuer's revenues for the its most recent fiscal year:    $  0

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 26, 2012 was 25,000,000 shares.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the exchange Act, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

PART I

Item 1: Description of Business:

USChina Venture II, Inc. ("we," "us," "our," "the Company" or "the Registrant") was incorporated in the State of Nevada on December 28, 2010. The Company is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business. The Company was formed as a vehicle to pursue a business combination and its business purposes is to seek the acquisition of, or merger with, an existing company. This company is inactive in 2011.

We shared the office of USChina Channel LLC, at 665 Ellsworth Avenue, New Haven, CT 06511.

Item 1A. Risk Factors

An investment in our common stock is highly speculative in nature and involves a high degree of risk as shown in the followings

RISKS RELATING TO OUR COMPANY

1. We will have no revenue until or unless we acquire or merger with an operating company.

We are in the developing stage, and have had no revenue from operations. We may not realize any revenues unless or until we acquire or merge with an operating company.

2. We are likely to incur losses.

As of December 31, 2010, we have incurred a loss of $2,500 and we expect that we will incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable

3. There can be no guarantee that the Company will consummate a business combination on favorable terms.

We can give no assurances that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

4. Management has little experience as directors or officers of a development stage public company fully for merger purpose.

Despite that our sole officer and director have little experience serving as an officer or director of a development stage public company with the business purpose of acquiring a target business, he will take fully responsibility to identify proper target for reverse merger, and his lack of experience may adversely impact our ability to consummate a successful business combination.

5. There is strong competition for those blank check or shell companies to execute a merger transaction of the type contemplated by our management.

There are numerous competitions existing in the activities of the mergers and acquisitions by blank check or shell companies. A large number of established entities, including small public companies are active in the market. They may have greater financial resources, longer operating history, and superior marketing than us; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a business combination.

6. There are relatively easy and low costs to becoming a blank check company or shell company, thereby increasing the competitive market for a limited number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director, like ours, may become a blank check company or shell company at relative low cost. It is the only condition that the Company voluntarily files, subjecting itself to the SEC reporting requirements, and seeks effectiveness of a Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Securities Exchange Act. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market of business combinations.

7. The Company may be subject to further government regulation, which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the Investment Company Act), since we will not be engaged in the business of investing, reinvesting, owning, or trading in securities (as defined in the Investment Company Act). If we engage in business combinations, which result in our passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we may be required to institute burdensome compliance requirements and our activities may be restricted, and we could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

8. Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, not limited to, different laws in different jurisdictions, obligation of the U.S. Foreign Corrupt Practices Act of 1977, as amended, difficulties in enforcing USA laws in foreign countries, cultural and language differences, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, etc.

Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, and other respects.

9. The Company may be subject to certain tax consequences in our business plan, which may increase the cost of doing our business.

Currently, a transaction of business combination may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us.

10. We will be deemed a blank check company under rule 419 of the Securities Act of 1933. In any subsequent offerings, we will have to comply with Rule 419.

If we publicly offer any securities as a condition to the closing of any acquisition or business combination, while we are a blank check or shell company, we will have to fully comply with SEC Rule 419, which permits the registration and public distribution of shares in a blank company, and then imposes a number of safekeeping, disclosure and reconfirmation requirements on companies that rely on Rule 419, including:

• Depositing 90% of the net offering proceeds in escrow until an acquisition has been completed;

• Depositing all securities distributed to the public in escrow until an acquisition has been completed;

• Conducting a reconfirmation offering to give public stockholders a chance to consider any proposed acquisition;

• Giving each public stockholder a chance to either approve the proposed acquisition and keep his shares; or reject the proposed acquisition and get 90% of his money back;

• Unwinding all transactions with public stockholders that do not specifically approve the reconfirmation offering.

Rule 419 requires our management full-time attention or hiring outside professional service. Our limited funds and the lack of full-time management will likely make it impracticable to offer publicly any securities as a condition for business combination. Any incapable of performing Rule 419 will hurt our competition in prospective business combination, and any failure of performing Rule 419 will cause financial loss of us.

11. We have no business insurance; any unanticipated events or expenses may hurt our business substantially.

We have no general liability or umbrella liability insurance to cover legal hassles due to claims of negligence; no key person Insurance to protect our company from a key person dies, falls ill, or leaves; no criminal insurance to protect us from theft and malicious damage. Any unanticipated events or expenses may hurt our business substantially.

12. Our sole officer and the director control the Company, which could result in a lack of independence, which will not ensure protection of the rights of other stockholders.

Our sole officer, Mr. Chien, currently owns 100% of the outstanding common stock, remaining in control of the Company. Although Mr. Chien is not party to any voting agreement, he will be able to exert significant influence, or even authority, over matters requiring approval by our security holders, including the election of all of our directors, control our operations, and inhibit other shareholders' ability to change the Company's operations. Accordingly, our shareholders will not have sufficient votes to cause the removal of Mr. Chien in his function as officer and director.

As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. There can be no assurance that Mr. Chien will be completely independent in the decisions he makes as our sole director and/or principal stockholder that will ensure protection of the rights of other stockholders.

Risks Related to our Stockholder(s) and Shares of Common Stock

13. Our stockholder(s) may have a minority interest in the Company following a business combination.

If we enter into a business combination with an operating company whose value usually is in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for business combination, our stockholder(s) will likely own less than 50% of the Company after the merger. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

14. There is currently no trading market for the Common Stock, and liquidity of shares of the Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

15. Following a business combination with an operating business, our stock may be eligible to be quoted on the OTC Bulletin Board, or OTCQB marketplace, or on the “pink sheets", and we must comply with penny stock regulations, which could effect the liquidity and price of our stock.

After completing a business combination, until the Common Stock is listed on the NASDAQ or another stock exchange, we expect that the Common Stock would be eligible to be quoted on the OTC Bulletin Board, or OTCQB marketplace, or on the “pink sheets,” where our stockholder(s) may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Common Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's consent; and Provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

16. We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

17. The Company will issue more shares in a merger or acquisition, which will result in substantial dilution of existing shareholders.

We have authorized 70 millions of shares with only 25 millions of shares outstanding. If we make merger or acquisition in the future, we may have to issue additional equity, preferred securities or convertible debt securities, which may not need the approval of current shareholders. The issuance of new shares would cause the existing shareholders to suffer dilution of their ownership percentage. The dilution may be substantial. In addition, it is possible that any future securities could grant new shareholders rights, preferences, and/or privileges that are different from existing one.

Item 1B. Unresolved Staff Comments None.

Item 2. Description of Property:

The Company does not own or lease offices or property of any kind. Mr. Chien supplies the Company with office space and office equipment on rent-free.

Item 3. Legal Proceedings: None.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.

    b. Holders

As of December 31, 2011, we had one registered stockholders of our common stock on record.

c. Dividends. None.

d. Securities Authorized for Issuance under Equity Compensation ; None.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis or Plan of Operation:

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2011, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Andrew Chien the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Off-Balance Sheet Arrangements: None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk None

Item 8. Financial Statements

Consolidated Financial Statements:

Balance Sheets ------------------------------------------------------------------------------F-1

Statements of Operations ----------------------------------------------------------------F-2

Statement of Changes in Equity ------------------------------------------------------- F-3

Statements of Cash Flows ---------------------------------------------------------------F-4

Notes to Financial Statements ------------------------------------F-5 to F-10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls:

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2011 fiscal year. This evaluation was conducted with the participation of our chief executive officers and our principal accounting officers.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Evaluation of Internal Control Over Financial Reporting:

The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only with proper authorizations; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all errors and all frauds. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Conclusions:

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

(a) Our officer and director and additional information concerning them are as follows:

Name                                    Age                                                      Position with the Company

           Andrew Chien                           66                                                       President, CFO, Secretary, Director

Andrew Chien is the founder, President, CFO, Secretary, and Director of our Company since inception of December 2010. He was the former president until December 31, 2010 of USChina Channel Inc, an Over-the account Bulletins Board quoted company, since April 2006. He held directorship for USChina Venture II Inc and USChina Venture II currently, and all are public reporting, non-trading companies. He is President of USChina Channel LLC, and China Bull Management Inc, both private companies. Since 1998, Andrew Chien has been a self-employed, stock market, day-trader and investor. He has engaged in SEC forms filing work for serving this Company, USChina Channel Inc and his customers to file various SEC forms such as Form 10, S-1, and 10K, etc., since June 2006.

Mr. Chien was born in China and received his Bachelor of Science degree at The Jiangsu Institute of Technology, Zhengjiang, Jiangsu, China in 1968. He was employed for eighteen years in China until he came to the United States in 1986. In 1988, he received his Master’s degree of Mathematics at the University of Rhode Island. Mr. Chien's extensive education and professional experience in the both U.S. and China make him, as our Director, some advantages in:

• contacts with some entrepreneurs in China;

• skill sets and experience in the business service field, including understanding some public company's legal, accounting and investor relationship issues;

• language skills of both Chinese and English; and

• work ethics and his determination to turn our business into a financial success.

Currently, he worked eight hours per week for our Company.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

• Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

• Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

• Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

• Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate due to the inadequate financial resources currently to hire such an expert. In the future when the Company has financial resources, the Company will search for a qualified individual for hire.

(f) Code of Ethics. We do not currently have a code of ethics.

Item 11. Executive Compensation

To date, we have no employees other than our sole officer, Mr. Chien. No officer or director has yet been paid any compensation, including any reimbursement. We currently have no formal employment agreements or other contractual arrangements with our Officer and Director, or anyone else regarding the commitment of time or the payment of salaries or other remuneration.

Mr. Chien will not be compensated until the Company finishes a business combination and has positive cash flow from operation.

At this time, we do not anticipate awarding stock options to anyone.

Following is the compensation table for fiscal year 2011 and 2010.

Name and principal position                               Year                            Salary($)                              Others($)                                Summary

                        Andrew Chien, CEO                                        2011                                      0                                            0                                             0

                                                                                    2010                                      0                                            0                                             0

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have issued shares to the following officers, directors, promoters, and beneficial owners of more than 5% of our outstanding securities on December 31,

2011.

                Name                                             Number                                Percent

         Of Shares of Class

         Andrew Chien(1)                             25,000,000                                100%

665 Ellsworth Avenue

New Haven, CT 06511

All Officers and Directors                  25,000,000                                100%

as a group (1 person)

_____________________

 (1) Andrew Chien is President, Chief Financial Officer, Secretary and Director of the Company

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services.

This entity was considered as an inactive entity in year 2011 following Rule 3-11 of Regulation S - X.

Audit Fees:                        None

Audit related fees:          None

Tax Fees:                          None

All Other Fees:              None

PART IV

Item 15. Exhibits.

Reference                  Exhibit no.                              Document                                                                                 Location

3                            3.01                           Articles of Incorporation                                                      Filed on January 24, 2011

3                            3.02                           By-Laws                                                                                  Filed on January 24, 2011

10                         10.01                          Financial Agreement                                                             Filed on January 24, 2011

31                                                            Section 302 Certification of CEO, CFO                               Filed

32                                                            Section 906 Certification of CEO, CFO                               Filed

101.INS                                                 XBRL Instance Document                                                   Filed

101.XSD                                    XBRL Taxonomy Extension Schema                                  Filed

101.DEF                                    XBRL Taxonomy Extension Definition Linkbase             Filed

101.LAB                                                XBRL Taxonomy Extension Label Linkbase                    Filed

101.PRE                                                XBRL Taxonomy Extension Presentation Linkbas           Filed

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      USChina Venture II Inc

Dated: March 26, 2012                                                                         By: /s/ Andrew Chien

                                  ------------------------

   Andrew Chien, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                                       Title                                                                 Date

By:/s/ Andrew Chien                             Principal Executive Officer, CEO                          March 26, 2012

Andrew Chien                                        Principal Accounting Officer, CFO

Financial Statements

  USChina Venture II Inc

  Balance Sheet

   As of December 31, 2011 and December 31, 2010

	12/31/2011	12/31/2010
	(Unaudited)	(audited)
Cash and cash equivalent	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -	$ -
Intangible Assets	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Shareholders' equity
Current Liabilities:
Total Liabilities	$ -	$ -

Commitments And Contingence
Shareholders' Equity
Common shares 25,000,000 outstanding
with par value $0.0001	$ 2,500	$ 2,500

Profits (Deficit) accumulated	$ (2,500)	$ (2,500)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ -	$ -

F-1

USChina Venture II Inc

(Unaudited) Statements of Income (Loss) For

Year Ended December 31, 2011 and 2010 & 2010

From December 28,2010 (Inception) Through December 31, 2011

	Year	Year	From Inception
	ended on	ended on	12/28/2010 to
	12/31/2011	12/31/2010	12/31/2011
Revenue	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	-	$ -
General and administrative expenses	$ -	$ -	$ 2,500
Total Operating Expenses	$ -	$ -	$ (2,500)

Income (loss) from Operation	$ -	$ -	$ (2,500)

Other income (expenses)	$ -		$ -
Interests income (expenses)		-	-
Provision for income tax			-
Net income (loss)	-	-	-

Earning per share (EPS)
Basic and diluted net earnings per share
25,000,000 Shares O/S respectively	$ -	$ -	$ -

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	25,000,000	25,000,000	25,000,000

F-2

USChina Venture II Inc

Statements of Changes in Stockholders Equity

	Common	Paid-in	Accumulated
	Shares	Capital	Profits (Loss)	Total
From Dec,28 to Dec.31, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	25,000,000
Issuance of Common Stock, Amount		$ 2,500		$ 2,500
Net Profits (Loss)			$ (2,500)
Ending Balance, Shares	25,000,000
Ending Balance, Amount		$ 2,500	$ (2,500)	$ -

From Jan. 1 to Dec. 31, 2011
Beginning Balance, Shares	25,000,000
Beginning Balance, Amount		$ -		$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ -
Ending Balance, Shares	25,000,000	$
Ending Balance, Amount		$ 2,500	$ (2,500)	$ -

F-3

       USChina Venture II Inc

        Statements of Cash Flows For

       Year Ended Dec. 31, 2011, 2010 and

  From December 28, 2010 (Inception) Through Dec. 31, 2011

      (Unaudited)

	From	From	From Inception
	1/1/2011	12/28/2010	12/28/2010 to
	12/31/2011	12/31/2010	12/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ -	$ (2,500)
	$ -	$ -	$ -
Net cash provided by operating activities	$ -	$ -	$ (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ -	$ 2,500
Net Cash Provided By Financial Activities	$ -	$ -	$ 2,500

Increase (decrease) in cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	-

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -

F-4

USChina Venture II Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

USChina Venture II Inc was incorporated in Nevada on December 28, 2010, under the laws of the State of Nevada, for the purpose to serve as a vehicle to effect an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business.

The Company is in the development stage with inactive status in 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial information, and with the rules and regulations of SEC to Form 10-K and Article 8 of Regulation S-X.

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

F-5

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

F-6

  Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 28, 2010 (inception) through December 31, 2011.

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

F-7

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2011.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 28, 2010 (date of inception) to December 31, 2011 and generated no revenues with operation loss of $2,500 or $(0) per share, and the Company's current asset of $0 is not sufficient to cover the operating expenses for the next twelve months.

The Company has not established any source of revenue to cover its future operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration and seek equity lines as a means of financing its operations. If the Company is

F-8

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

     None

5. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2011:

Common stock, $0.0001 par value; 75,000,000 shares authorized; 25,000,000 shares issued and outstanding.

6. INCOME TAXES

                                   As of December 31, 2011

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

7. NET OPERATING LOSSES

F-9

As of December 31, 2011, the Company has a net operating loss carryforward of $ 2,500, including $0 generated in this year. Net operating loss carryforward expires twenty years from the date the loss was incurred.

F-10