Form 10-Q
period 2012-03-31
USChina Venture II Inc
filed 2012-05-15
CIK 1510962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: March 31, 2012.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,000,000 shares of common stock with par value of $0.0001 per share outstanding as of May 2, 2012.

                           TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED March 31, 2012

                        Part I – FINANCIAL INFORMATION

      Page

Item 1. Financial Statements

           Balance Sheets  ----------------------------------------- 4

           Statement of Operation ---------------------------------- 5

           Statement Of Shareholder Equity ------------------------- 6

           Statement of Cash Flows---------------------------------- 7

           Notes to Consolidated Financial Statement---------------- 8

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation  ----------------------- 10

Item 3. Quantitative And Qualitative Disclosure About Market Risk-- 14

Item 4. Controls and Procedures  ---------------------------------- 14

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings  ---------------------------------------- 14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds--14

Item 3. Defaults Upon Senior Securities-----------------------------14

Item 4. Mine Safety Disclosures ----------------------------------- 14

Item 5. Other Information  ---------------------------------------- 14

Item 6. Exhibits -------------------------------------------------- 15

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                 USChina Venture II Inc, Balance Sheet

                 As of March 31, 2012 and December 31, 2011

	03/31/2012	12/31/2011
	(Unaudited)	(unaudited)
Cash and cash equivalent	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -	$ -
Intangible Assets	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Shareholders' equity
Current Liabilities:
Total Liabilities	$ -	$ -

Commitments And Contingency
Shareholders' Equity
Common shares 25,000,000 outstanding
with par value $0.0001	$ 2,500	$ 2,500

Profits (Deficit) accumulated	$ (2,500)	$ (2,500)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ 2,500	$ 2,500

USChina Venture II Inc (Unaudited) Statements of Income (Loss) For

Three Months Ended March 31, 2012 and 2011

& From December 28, 2010 (Inception) Through March 31, 2012

	Three Months	Three Months	From Inception
	ended on	ended on	12/28/2010 to
	3/31/2012	3/31/2011	3/31/2012
Revenue	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -	$ -
General and administrative expenses	$ -	$ -	$ 2,500
Total Operating Expenses	$ -	$ -	$ (2,500)

Income (loss) from Operation	$ -	$ -	$ (2,500)

Other income (expenses)	$ -		$ -
Interests income (expenses)	$ -	$ -	$ -
Provision for income tax	$ -	$ -	$ -
Net income (loss)	$ -	$ -	$ -

Earning per share (EPS)
Basic and diluted net earnings per share
25,000,000 Shares O/S respectively	$ -	$ -	-

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	25,000,000	25,000,000	25,000,000

USChina Venture II Inc

Statements of Changes In Stockholders Equity

	Common	Paid-in	Accumulated
	Shares	Capital	Profits (Loss)	Total
From Dec,27 to Dec.31, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	25,000,000
Issuance of Common Stock, Amount		$ 2,500		$ 2,500
Net Profits (Loss)			$ (2,500)
Ending Balance, Shares	25,000,000
Ending Balance, Amount		$ 2,500	$ (2,500)	$ -

From Jan,1 to December 31, 2011
Beginning Balance, Shares	25,000,000
Beginning Balance, Amount		$ -		$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ -
Ending Balance, Shares	25,000,000
Ending Balance, Amount		$ -	$ -	$ -

From Jan,1 to March 31, 2012
Beginning Balance, Shares	25,000,000
Beginning Balance, Amount		$ -		$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ -
Ending Balance, Shares	25,000,000
Ending Balance, Amount		$ -	$ -	$ -

       USChina Venture II Inc

         Statements of Cash Flows For

      Three Months Ended March 31, 2012 and 2011

  From December 28, 2010 (Inception) Through March 31, 2012

      (Unaudited)

	From	From	From Inception
	1/1/2012	1/1/2011	12/28/2010 to
	3/31/2012	3/31/2011	3/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ -	$ (2,500)
	$ -	$ -	$ -
Net cash provided by operating activities	$ -	$ -	$ (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ -	$ 2,500
Net Cash Provided By Financial Activities	$ -	$ -	$ 2,500

Increase (decrease) in cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -

USChina Venture II Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 28, 2010 (inception) through March 31, 2012.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2012.

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

     None

5. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2012:

Common stock, $0.0001 par value; 75,000,000 shares authorized; 25,000,000 shares issued and outstanding.

6. INCOME TAXES

                                   As of March 31, 2012

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

7. NET OPERATING LOSSES

As of March 31, 2012, the Company has a net operating loss carryforward of $ 2,500, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2012, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Andrew Chien the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Item 3. Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4. Controls and Procedures

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

Item 4. Mine Safety Disclosures

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

                                USChina Venture II Inc

 Dated: May 4, 2011

                                                        By: /s/ Andrew Chien

                                                        ------------------------

                                              Andrew Chien, CEO, CFO